Form 10-K
period 2025-12-31
CSAIL 2021-C20 Commercial Mortgage Trust
filed 2026-03-23
CIK 1832873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Miami Design District Mortgage Loan and The Grace Building Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Miami Design District Mortgage Loan and The Grace Building Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of The Grace Building Mortgage Loan and the 888 Figueroa Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of The Grace Building Mortgage Loan and the Miami Design District Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 888 Figueroa Mortgage Loan, the MGM Grand & Mandalay Bay Mortgage Loan and the Miami Design District Mortgage Loan, the servicer compliance statements of Principal Real Estate Investors, LLC as primary servicer of the 888 Figueroa Mortgage Loan, KeyBank National Association as primary servicer of the MGM Grand & Mandalay Bay Mortgage Loan, Situs Holdings, LLC as special servicer of the MGM Grand & Mandalay Bay Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Miami Design District Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.22      Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.23      Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.25      U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.26      Wells Fargo Bank, National Association, as Primary Servicer of The Grace Building Mortgage Loan prior to March 1, 2025

33.27       Trimont LLC, as Primary Servicer of The Grace Building Mortgage Loan on and after March 1, 2025

33.28      LNR Partners, LLC, as Special Servicer of The Grace Building Mortgage Loan (see Exhibit 33.10)

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

33.30      Wells Fargo Bank, National Association, as Custodian of The Grace Building Mortgage Loan (see Exhibit 33.4)

33.31      Park Bridge Lender Services LLC, as Operating Advisor of The Grace Building Mortgage Loan (see Exhibit 33.5)

33.32      CoreLogic Solutions, LLC, as Servicing Function Participant of The Grace Building Mortgage Loan

33.33      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.34      Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 33.26)

33.35       Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 33.27)

33.36      Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan

33.37      Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.38      Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 33.4)

33.39      Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 33.5)

33.40      CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 33.32)

33.41      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.22      Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.23      Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.25      U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.26      Wells Fargo Bank, National Association, as Primary Servicer of The Grace Building Mortgage Loan prior to March 1, 2025

34.27       Trimont LLC, as Primary Servicer of The Grace Building Mortgage Loan on and after March 1, 2025

34.28      LNR Partners, LLC, as Special Servicer of The Grace Building Mortgage Loan (see Exhibit 34.10)

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

34.30      Wells Fargo Bank, National Association, as Custodian of The Grace Building Mortgage Loan (see Exhibit 34.4)

34.31      Park Bridge Lender Services LLC, as Operating Advisor of The Grace Building Mortgage Loan (see Exhibit 34.5)

34.32      CoreLogic Solutions, LLC, as Servicing Function Participant of The Grace Building Mortgage Loan

34.33      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.34      Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 34.26)

34.35       Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 34.27)

34.36      Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan

34.37      Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.38      Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 34.4)

34.39      Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 34.5)

34.40      CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 34.32)

34.41      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.7        LNR Partners, LLC, as Special Servicer of the 888 Figueroa Mortgage Loan

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Westchester Mortgage Loan (see Exhibit 35.1)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Westchester Mortgage Loan (see Exhibit 35.1)

35.10      KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      Wells Fargo Bank, National Association, as Primary Servicer of The Grace Building Mortgage Loan prior to March 1, 2025

35.13       Trimont LLC, as Primary Servicer of The Grace Building Mortgage Loan on and after March 1, 2025

35.14      LNR Partners, LLC, as Special Servicer of The Grace Building Mortgage Loan (see Exhibit 35.7)

35.15      Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan prior to March 1, 2025 (see Exhibit 35.12)

35.16       Trimont LLC, as Primary Servicer of the Miami Design District Mortgage Loan on and after March 1, 2025 (see Exhibit 35.13)

35.17      Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

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

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Michael Parniawski

Michael Parniawski, Executive Director

(senior officer in charge of securitization of the depositor)

Date: March 23, 2026

/s/ Nader Attalla

Nader Attalla, Authorized Signatory

Date: March 23, 2026